Form 10-Q
period 2001-03-31
FIRSTELEVISION COM
filed 2001-05-15
CIK 1109665

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

FORM 10QSB

(X)      Quarterly report pursuant to Section 13 or 15(d) of the Securities

         Exchange Act of 1934 for the quarterly period ended March 31, 2001

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER: 333-46160
                                               ---------

                        FBI FRESH BURGERS INTERNATIONAL
                    ------------------------------------------
              (Exact name of registrant as specified in its charter)



          California                                   91-2021594
----------------------------------             ----------------------------
(State or other jurisdiction of                 (IRS Employer I.D. Number)
 incorporation or organization)


827 State Street, Suite 14, Santa Barbara, CA 93101     Telephone: 805-560-1308
-------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

                                      NONE
          --------------------------------------------------------------
          Former name, former address and former fiscal year, if changed


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                   ---     ---

The number of shares of the registrant's common stock as of March 31, 2001:
1,964,400 shares.

Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---

                             TABLE OF CONTENTS
                             -----------------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
(b)      Statement of Operations
(c)      Statement of Changes in Financial Position
(d)      Statement of Shareholders' Equity
(e)      Notes to Financial Statements

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Item 3.  Risks

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K

SIGNATURES

FINANCIAL DATA SCHEDULE

                                     FBI Fresh Burgers International
                                      (A DEVELOPMENT STAGE COMPANY)
                                             BALANCE SHEETS

                                                           March 31, 2001       December 31, 2000
                                                           --------------       -----------------

Assets: ............................................      $  --                    $  --
                                                          =======                  =======
Liabilities - Accounts Payable .....................      $  --                    $  --
                                                          -------
Stockholders' Equity:
 common stock, Par value $.001

    Authorized 100,000,000 shares,
    Issued 1,950,000 shares at December 31, 2000           1,950                     1,950
  Paid-In Capital ..................................          --                      --
  Deficit accumulated during development stage            (1,950)                   (1,950)
                                                           ------                   -------
     Total Stockholders' Equity ....................         --                       --
                                                           -------                  -------
     Total Liabilities and

       Stockholders' Equity ........................      $  --                    $  --
                                                           =======                  =======

                The accompanying notes are an integral part of these financial statements.







                                     FBI Fresh Burgers International
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF OPERATIONS

                                                                                       Cumulative
                                                                                       Since
                                                                                       Inception
                                                                                       of
                                           March 31, 2001        December 31, 2000     Development
                                           --------------      -----------------       Stage
                                                                                      --------

Revenues: ............................     $     --              $         --          $   --

Expenses:

Professional fees                          $     --              $      1,000          $ 1,000

General and Administrative Expenses: ....  $     --                       950              950

Total                                      $     --                     1,950            1,950
                                                                       -----            -----
     Net Loss ..........................   $      0              $     (1,950)       $  (1,950)
                                           ----------                  -----            -----
Loss per share .........................   $     --              $       --          $   --
                                           ==========                  =====           ======

                The accompanying notes are an integral part of these financial statements.




                                     FBI FRESH BURGERS INTERNATIONAL
                                      (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF STOCKHOLDERS' EQUITY
                               FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                Common stock                    Additional
                              Number of Shares       Amount     Paid in     Retained
                                                                Capital     (Deficit)   Total
                              -----------------     --------    ---------   ---------   -----

common stocks issued:

for services 2/1/2000         805,000                 $805      $   --       $  805      $ --
for services 2/1/2000         805,000                 $805      $   --       $  805      $ --
for services 2/1/2000         200,000                 $200      $   --       $  200      $ --
for services 6/1/2000          70,000                 $ 70      $   --       $   70      $ --
for services 6/1/2000          70,000                 $ 70      $   --       $   70      $ --

Net loss for 12/31/2000                                                      $(1,950)
Balance mARCH 31, 2001      1,950,000               $1,950      $   --       $(1,950)    $ --
                              -----------------     --------    ---------   ---------   -----


              The accompanying notes are an integral part of these financial statements.



                                    FBI Fresh Burgers International
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                                                                                  Cumulative
                                                                                  Since
                                            March 31,         December 31,        Inception of
                                              2001               2000             Development Stage
                                            ---------         ------------        -----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Operating Activities
 Stock issued for services                      -0-            $ 1,950             $   1,950
Net Loss ...................................    -0-            $(1,950)            $  (1,950)
                                              -------           -------            ------------
  Net Cash Used provided by
 operating activities ......................    -0-               -0-
                                              -------           -------          ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:                                   -------           -------          ------------
Net Cash Provided by
  Financing Activities ...................      -0-                                     --
                                              -------           -------          ------------
Cash and Cash Equivalents
  at Beginning of Period .................     -0-                 --                   --
                                              -------           -------          ------------
Cash and Cash Equivalents
  at End of Period .........................   -0-              $  --              $    --
                                               =======          =======          ============

                The accompanying notes are an integral part of these financial statements.


                        FBI Fresh Burgers International
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                    FOR THE TEN MONTHS ENDED December 31, 2000

NOTE 1. DESCRIPTION OF THE BUSINESS

FBI was incorporated under the laws of the state of California on February 1, 2000, under the former name of "FirsTelevision. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of California including, without limitation, to develop a national chain of fast food restaurants.

FBI has been in the development stage since its formation on February 1, 2000. Planned principal operations have only recently commenced since then, but FBI has not generated any significant revenue.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

A.  FBI uses the accrual method of accounting.

B. Revenues and expenses are recognized and recorded when food is provided.

C. FBI considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. FBI currently has no cash equivalents.

D. Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

E. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3. INCOME TAXES. FBI has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. FBI has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue codes are met.

There is no provision for income taxes for the ten months ended December 31, 2000, due to the net operating loss. FBI's total deferred tax assets as of December 31, 2000 are as follows:

                    Net operating loss carryforward    $1,950
                    Valuation allowance                (1,950)
                                                       ---------
                    Net deferred tax asset                  0

The net operating loss carry forward for federal tax purposes will expire in the year 2020.

FBI shares office space and telephone services of the Secretary of FBI at no charge.

NOTE 5.  FISCAL YEAR END.  FBI's fiscal year end is December 31st.

NOTE 6. RELATED PARTY TRANSACTIONS. FBI issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants and employees in exchange for their services. The issuance of shares were recorded at their fair market value of par value. This is deemed appropriate, rather than recording the issuance of shares at the offering price, since FBI's shares have no current book value.

NOTE 7.  STOCK ISSUED FOR SERVICES


----------------------------------------------------------------------------
----------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations.

THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

The Company is engaged in the business of establishing a chain of fast food restaurants. The Company has not yet commenced operations and a comparison analysis is of financial information is not relevant.



Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBI FRESH BURGERS INTERNATIONAL

Dated:    April 27, 2001            By:          Artum Gotov
                                                ---------------------
                                                 Artum Gotov, President



Dated:    April 27, 201             By:    Agata Gotova
                                        ------------------------------
                                           Agata Gotova,
                                           Chief Financial Officer